Form 10-K
period 2006-12-31
MS STRUCTURED SATURNS SERIES 2004-2
filed 2007-03-30
CIK 1278892

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006


                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT OF 1934

For the transition period from __________ to __________

                  Commission File Numbers 333-101155, 001-31986


                            MS STRUCTURED ASSET CORP.
                                  On behalf of
                            SATURNS Trust No. 2004-2
             (Exact name of registrant as specified in its charter)


            Delaware                                       13-4026700
 -------------------------------------------------------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


      1585 Broadway, Second Floor
      New York, New York                                       10036
      Attention: Madhu Philips
  (Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code:         (212) 761-2520

              Securities registered pursuant to Section 12(b)of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered

SATURNS  Goldman  Sachs Group, Inc.              New York Stock Exchange
Debenture  Backed  Series 2004-2
Class A Callable Units

             Securities registered pursuant to Section 12(g)of the Act:

                                      None

         Indicate by check mark if the registrant is a well-known seasoned
issuer, as defined in Rule 405 of the Securities Act. Yes ___ No    X

         Indicate by   check   mark  if the  registrant  is not required to file
reports  pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Yes ___ No    X

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate   by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___   Accelerated filer ___   Non-accelerated filer  X

         Indicate by check mark  whether  the  registrant  is  a  shell  company
(as  defined  in  Rule  12b-2  of  the Act).     Yes ___   No  X

         All of the common stock of the registrant is held by Morgan Stanley. As of March 7, 2007, 1,000 shares of common stock, par value $1.00 per share, were outstanding.

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

ITEM 1A.  RISK FACTORS

     Not Applicable

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     None

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

     Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Not Applicable

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A.  CONTROLS AND PROCEDURES

     Not Applicable

ITEM 9B.  OTHER INFORMATION

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     None

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

         (a) The following documents are filed as part of this Report: None

         (b) Reports on Form 8-K:

See Table Below:

SATURNS Trust No.:        Closing Date                 Payment Dates                            Form 8-K Filing Dates (Not Trust
                                                                                                Agreement Filings in connection with
                                                                                                            Closing Date)

                                                                                                             For FY 2006
2004-2                    2/11/04                      February 15 and August 15               February 21, 2006 and August 21, 2006

         (c) Exhibits:

Exhibit 23 Consent of Pustorino, Puglisi & Co., LLP (See Exhibit 99.1--contained in final paragraph of accountants' letter)
Exhibit 31.1      Rule 13a-14(d) Certification
Exhibit 31.2      Trustee Compliance Certification
Exhibit 99.1      Report of Pustorino, Puglisi & Co., LLP

         (d) Not applicable

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         Date:  March 28, 2007

                                                       MS STRUCTURED ASSET CORP.
                                                       (Registrant)



                                                       By:      /s/Madhu Philips
                                                          ----------------------
                                                       Name:    Madhu Philips
                                                       Title:   Vice President

                                                                      Exhibit 23
                   [Consent of Pustorino, Puglisi & Co., LLP]

                                                                    Exhibit 31.1
                          Rule 13a-14(d) Certification

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



                                                       By:      /s/Madhu Philips
                                                          ----------------------
                                                       Name:    Madhu Philips
                                                       Title:   Vice President
                                                       Date:    March 28, 2007

                                                                    Exhibit 31.2
                             COMPLIANCE CERTIFICATE

                  In connection with the preparation and delivery of the annual report on Form 10-K of MS Structured Asset Corp. on behalf of SATURNS Trust No. 2004-2 for the fiscal year ending December 31, 2006, and the certifications given by Madhu Philips with respect thereto, the undersigned hereby certifies that she is a duly elected Vice President of LaSalle Bank National Association and further certifies in her capacity as such as follows:


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


                                                   By:      /s/Barbara L. Marik
                                                      --------------------------
                                                   Name:    Barbara L. Marik
                                                   Title:   First Vice President
                                                   Date:    March 27, 2007

                                                                       EXHIBIT A

SATURNS Trust No.:     Closing Date          Payment Dates                                Form 8-K Filing Dates (Not Trust Agreement
                                                                                          Filings in connection with Closing Date)

                                                                                                  For FY 2006
2004-2                 2/11/04               February 15 and August 15                        February 21, 2006 and August 21, 2006

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

                  [On Pustorino, Puglisi & Co., LLP Letterhead]





                         INDEPENDENT ACCOUNTANT'S REPORT
                       ON APPLYING AGREED-UPON PROCEDURES



LaSalle Bank National Association
135 S. LaSalle Street, Suite 1625
Chicago, IL 60603

MS Structured Asset Corp.
1585 Broadway
New York, NY 10036


With respect to the "Structured Asset Trust Unit Repackagings 2004-2" (SATURNS Trust 2004-2) we have performed the procedures listed below, which were agreed to by LaSalle Bank National Association (the Trustee) and MS Structured Asset Corp. (the Depositor) solely to assist the Depositor in evaluating the Trustee's assertions that the administration of the Trust Property of SATURNS Trust 2004-2 (the Trust) was conducted in accordance with the terms of the Trust Agreement relating thereto for the year ended December 31, 2006. This agreed-upon procedures engagement was performed in accordance with attestation standards established by the American Institute of Certified Public Accountants. The sufficiency of these procedures is solely the responsibility of the specified users of this report, the Trustee and the Depositor. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose.

Pursuant to the foregoing, for SATURNS TRUST 2004-2, we:

     1. Calculated the semi-annual interest payment on the underlying security as defined in the prospectus.

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

This report is intended solely for the use of the Depositor and the Trustee and should not be used by those who have not agreed to the procedures and taken responsibility for the sufficiency of the procedures for their purposes. However, this report is a matter of public record as a result of being included as an exhibit to the annual report on Form 10-K prepared by MS Structured Asset Corp. and filed with the Securities and Exchange Commission on behalf of SATURNS Trust 2004-2, and its distribution is not limited.


/s/ Pustorino, Puglisi & Co., LLP
-----------------------------------

Pustorino, Puglisi & Co., LLP
New York, New York
March 7, 2007

                       [On MS Structured Asset Corp. Letterhead]






March 28, 2007



Pustorino, Puglisi & Co., LLP
515 Madison Avenue
New York, NY 10022

Gentlemen:

In connection with your engagement to apply the agreed-upon procedures, as listed in your engagement letters dated January 29, 2007 and your reports dated March 7, 2007, for the Trusts listed below:

           SATURNS 2003-11                       SATURNS 2004-2
           SATURNS 2003-12                       SATURNS 2004-4
           SATURNS 2003-13                       SATURNS 2004-6
           SATURNS 2003-15                       SATURNS 2005-1
           SATURNS 2003-16                       SATURNS 2005-2
           SATURNS CBT Series 2003-1             SATURNS 2005-3
           SATURNS 2004-1


We confirm, to the best of our knowledge and belief, the following representations made to you during your engagement:

     1. We are responsible for the formulation of the assertion that the administration of the Trusts listed above was conducted in accordance with the terms of the individual Trust Agreements relating thereto for the year ended December 31, 2006.

     2. There have been no fraudulent or other illegal acts that would have a material effect on the assertion.

     3.   We  have  disclosed  to  you  all  known  matters   contradicting  the
          assertion.

     4. There have been no communications from internal auditors and other independent practitioners or consultants relating to the assertions including communications received between December 31, 2006 and the date of this letter.

     5. We have made available to you all information that we believe is relevant to the assertion.

     6. We have responded fully to all inquiries made to us by you during the engagement.

     7. No events have occurred subsequent to December 31, 2006 that would require adjustment to or modification of the assertions.

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




/s/Madhu Philips
-----------------------------
Signature


Authorized Signatory
-----------------------------
Title


March 28, 2007
-----------------------------
Date

               [On LaSalle Bank National Association Letterhead]





March 7, 2007



Pustorino, Puglisi & Co., LLP
515 Madison Avenue
New York, NY 10022

Gentlemen:

In connection with your engagement to apply the agreed-upon procedures, as listed in your engagement letters dated January 29, 2007 and your reports dated March 7, 2007, for the Trusts listed below:

           SATURNS 2003-11                       SATURNS 2004-2
           SATURNS 2003-12                       SATURNS 2004-4
           SATURNS 2003-13                       SATURNS 2004-6
           SATURNS 2003-15                       SATURNS 2005-1
           SATURNS 2003-16                       SATURNS 2005-2
           SATURNS CBT Series 2003-1             SATURNS 2005-3
           SATURNS 2004-1


We confirm, to the best of our knowledge and belief, the following representations made to you during your engagement:

     1. We are responsible for the formulation of the assertion that the administration of the Trusts listed above was conducted in accordance with the terms of the individual Trust Agreements relating thereto for the year ended December 31, 2006.

     2. There have been no fraudulent or other illegal acts that would have a material effect on the assertion.

     3.   We  have  disclosed  to  you  all  known  matters   contradicting  the
          assertion.

     4. There have been no communications from internal auditors and other independent practitioners or consultants relating to the assertions including communications received between December 31, 2006 and the date of this letter.

     5. We have made available to you all information that we believe is relevant to the assertion.

     6. We have responded fully to all inquiries made to us by you during the engagement.

     7. No events have occurred subsequent to December 31, 2006 that would require adjustment to or modification of the assertions.

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




/s/Andy Streepey
--------------------------
Signature


Assistant Vice President
----------------------------
Title


March 9, 2007
-------------------------------
Date